Form 10-K
period 2002-12-31
REGIONS ACCEPTANCE LLC
filed 2003-03-28
CIK 1196331

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _____________.

                       Commission File Number: 333-100339

                             Regions Acceptance LLC
            (depositor of the Regions Auto Receivables Trust 2002-1)
             (Exact name of registrant as specified in its charter)

                        Delaware                              55-0800861
    (State or Other Jurisdiction of Incorporation or          (IRS Employer
                      Organization)                      Identification Number)
                             417 20th Street North
                              Birmingham, AL 35203
          (Address of principal executive offices, including zip code)
      (Registrant's telephone number, including area code): (205) 944-1300

           Regions Auto Receivables Trust 2002-1, Asset Backed Notes
        Class A-1, Class A-2, Class A-3, Class A-4, Class B and Class C
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes          No   X
                                               -----        -----

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

Item 1.  Business.

      Not Applicable.

Item 2.  Properties.

     Regions Auto Receivables Trust 2002-1 (the "Trust") was formed pursuant to a trust agreement dated as of November 8, 2002, as amended and restated as of November 15, 2002, between Regions Acceptance LLC (the "Company") and Wachovia Bank of Delaware, National Association, as owner trustee (the "Owner Trustee"). Pursuant to the Trust Agreement, the Trust issued asset backed certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by the Company.

     Pursuant to an Indenture, dated as of November 15, 2002, between Wachovia Bank of Delaware, National Association, acting not in its individual capacity but solely as owner trustee of the Trust, as issuer, and The Bank of New York (the "Indenture Trustee"), as indenture trustee, the Issuer issued asset backed notes (the "Notes"). The Notes consist of six classes (the "1.435% Class A-1 Asset Backed Notes," "1.94% Class A-2 Asset Backed Notes," "2.63% Class A-3 Asset Backed Notes," "3.26% Class A-4 Asset Backed Notes," "3.24% Class B Asset Backed Notes" and the "4.81% Class C Asset Backed Notes") that were registered and publicly offered and sold.

     The assets of the Trust primarily include a pool of simple interest motor vehicle retail installment sale contracts indirectly originated by Regions Bank ("Regions Bank") and secured by new and used automobiles and light-duty trucks. The Trust's business activities include acquiring, holding and managing the assets of the Trust, issuing the Notes and the Certificates and making payments and distributions on the Notes and the Certificates. Pursuant to a Sale and Servicing Agreement, dated as of November 15, 2002, among Regions Bank, as seller, master servicer, administrator and custodian, the Company, as depositor, the Issuer, as issuer, and the Indenture Trustee, as indenture trustee, Regions Bank administers and services the Trust's pool of motor vehicle retail installment contracts. No distributions or payments were made to holders of the Notes or the Certificates during the period covered by this report.

     A summary of the receivable default and delinquency information as of December 31, 2002 follows (unaudited):

 Receivables outstanding as of December 31, 2002          $757,668,009 (56,495)
 (Number of Loans)
 Aggregate Principal Balance for Defaulted                              $42,820
 Receivables
 Balance of Current Repossessed Loans                                  $248,561
 Number of Current Repossessed Loans                                         14
 Number of Defaulted Loans in Current Month                                   2
 Aggregate Number of Defaulted Loans                                         16
 Current Default Percentage (Annualized)                                  0.06%


                                                                                     Percentage of
                                                                                       Principal
 Receivable Delinquency Information                    Principal        Number of     Pool Balance     Percentage of
                                                                          Loans                            Loans
     Current (Less than 31 days)                       $751,834,798        55,985         99.23%          99.09%
     31 - 60 days                                      $  5,000,337           457         0.6600%         0.8089%
     61 - 90 days                                      $    584,313            53         0.0771%         0.0938%
     91 days and over                                  $          0             0              0%              0%
         Total Delinquencies                             $5,584,650           510         0.7371%         0.9027%


Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Master Servicer or the Owner Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of the holders of each Class of Notes or Certificates during the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock. As of December 31, 2002, based on DTC's records, there were 54 direct participants in DTC's holding position with respect to the Notes: 6 Class A-1, 10 Class A-2, 22 Class A-3, 12 Class A-4, 1 Class B and 3 Class C. There is currently no established secondary trading market for the Notes.

Item 6.  Selected Financial Data.

      Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There was no change in accountants or disagreements with accountants on any matter of accounting principles or practices or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Not Applicable.

Item 11. Executive Compensation.

      Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Not Applicable.

Item 13.  Certain Relationships and Related Transactions.

     There is nothing to report with regard to this item.

Item 14. Controls and Procedures.

      Not Applicable.

                                    PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1. Financial Statements: Not Applicable.
                  2. Financial Statement Schedules: Not Applicable.
                  3. Exhibits:

                           4.1 Indenture dated as of November 15, 2002 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
                           4.2 Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
                           99.1 Sale and Servicing Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
                           99.2 Administration Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
                           99.3      Receivables Purchase Agreement
                                     (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
                           99.4      Annual Statement as to Compliance.
                           99.5      Annual Independent Accountants Report.

         (b) Reports on Form 8-K. Form 8-K filed with the Commission on December 12, 2002 reporting Item 5 information.

         (c)      See (a)3 above.

         (d)      Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regions Acceptance LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 28, 2003

                                     REGIONS ACCEPTANCE, LLC

                                     By:  /s/ Ron Luth
                                          ------------------
                                          Name:  Ron Luth
                                          Title:  President and Chief Executive
                                          Officer

                                CERTIFICATIONS

I, Ron Luth, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report (of which there were none required to be filed) of Regions Acceptance LLC related to the Regions Auto Receivables Trust 2002-1;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

         4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

         5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: World Omni Financial Corporation d/b/a CenterOne Financial Services, as Sub-servicer.

Date: March 28, 2003

By: /s/ Ron Luth
    -----------------------
    Name:    Ron Luth
    Title:   President and Chief Executive Officer
    Company: Regions Acceptance, LLC
             as depositor

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                                     Exhibit Index
                   (Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in
                                                   Regulation S-K).

----------------------------------------------------------------------------------------------------------------------
          Exhibit                                                  Description
----------------------------------------------------------------------------------------------------------------------
            4.1              Indenture dated as of November 15, 2002 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)

----------------------------------------------------------------------------------------------------------------------
            4.2              Trust Agreement (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)

----------------------------------------------------------------------------------------------------------------------
           99.1              Sale and Servicing Agreement  (incorporated by reference to the Trust's filing on Form
                             8-K filed with the Commission on December 12, 2002)

----------------------------------------------------------------------------------------------------------------------
           99.2              Receivables Purchase Agreement (incorporated by reference to the Trust's filing on Form
                             8-K filed with the Commission on December 12, 2002)

----------------------------------------------------------------------------------------------------------------------
           99.3              Administration Agreement  (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on December 12, 2002)
----------------------------------------------------------------------------------------------------------------------
           99.4              Annual Statement as to Compliance.
----------------------------------------------------------------------------------------------------------------------
           99.5              Annual Independent Accountants Report.
----------------------------------------------------------------------------------------------------------------------